Form 10-K
RESIDENTIAL ASSET MORTGAGE PRODUCTS INC
filed 2004-03-30
CIK 1099391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.

TABLE OF CONTENTS


PART 1                                                                    PAGE #

Item 1.        Business                                                       2
Item 2.        Properties                                                     2
Item 3.        Legal Proceedings                                              2
Item 4.        Submission of Matters to a Vote of Security Holders            2

PART II

Item 5.        Market for the Registrant's Common Equity and Related          2
               Stockholder Matters
Item 6.        Selected Financial Data                                        2
Item 7.        Management's Discussion and Analysis of Financial              2
               Condition and Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk     2
Item 8.        Financial Statements and Supplementary Financial Data          3
Item 9.        Changes in and Disagreements with Accountants on               3
               Accounting and Financial Disclosure
Item 9A.       Controls and Procedures                                        3

PART III

Item 10.       Directors and Executive Officers of the Registrant             3
Item 11.       Executive Compensation                                         3
Item 12.       Security Ownership of Certain Beneficial Owners and            3
               Management
Item 13.       Certain Relationships and Related Transactions                 3
Item 14.       Principal Accountant Fees and Services                         3

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports            4

SIGNATURES                                                                    5
CERTIFICATION                                                                 6
EXHIBITS
        Exhibit 99.1 -       Annual Statement as to Compliance
        Exhibit 99.2 -       Residential Funding Corporation Independent
                             Auditor's Report on the Uniform Single Audit
                             Program for Mortgage Bankers
        Exhibit 99.3 -       Item 5(a)
        Exhibit 99.4 -       Consent of KPMG LLP, independent auditors of
                             Ambac Assurance Corporation and subsidiaries

PART I

Item 1.        Business

        Information not provided pursuant to No Action Request.

Item 2.        Properties

        Pursuant to the No Action Request, Residential Funding Corporation's (the "Master Servicer") Annual Statement as to Compliance, dated as of March 30, 2004 is filed as Exhibit 99.1 under Item 16 (a) hereof.

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

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a) There is no established public trading market for the Certificates. At December 31, 2003, the number of holders or record of each outstanding series of Certificates is listed in
               Exhibit 99.3 under Item 15 (a) hereof.
(b)            Not applicable. (c) Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to No Action Request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to No Action Request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 99.1 under Item 16 (a) hereof; see also report dated February 20, 2004 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 99.2 under Item 16 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.        Controls and Procedures.

        Not applicable.

PART III

Item 10.        Directors and Executive Officers of the Registrant

        Information not provided pursuant to No Action Request.

Item 11.        Executive Compensation

        Information not provided pursuant to No Action Request.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to No Action Request.

Item 13.        Certain Relationships and Related Transactions

        Information not provided pursuant to No Action Request.

Item 14.        Principal Accountant Fees and Services.

        Not applicable.

PART IV

 Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit #

        Officer's Annual Compliance Statements                          99.1
        Residential Funding Corporation

        Residential Funding Corporation Independent Auditor's           99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Item 5(a)                                                       99.3

        Consent of KPMG LLP, independent auditors of Ambac              99.4
        Assurance Corporation and subsidiaries

        Audited financial statements for the year ended December 31, 2003 for Ambac Assurance Corporation*

(b) Information not provided pursuant to No Action Request.
(c) Information not provided pursuant to No Action Request.
(d) Information not provided pursuant to No Action Request.



__________________________

     * Incorporated by reference to the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, which report appears in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 15, 2004 (Securities and Exchange Commission File No. 1-10777). The report of KPMG LLP refers to changes, in 2003, in Ambac Assurance Corporation's methods of accounting for variable interest entities and stock-based compensation.

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2004.




RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:  /s/ Barbara Wendt
        Name: Barbara Wendt
        Title:Managing Director, Master Servicing

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

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


Date: March 30, 2004

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                     Annex I

Subservicers:


1st 2Nd Mortgage Co. Of Nj, Inc.
ABN AMRO Mortgage Group, Inc.
Accredited Home Lenders, Inc. (Se)
Alliance Mortgage Company
American Airlines Federal Credit Union
Amsouth Bank
Bancoklahoma Mtg Corp
Bank Of America, N.a.
Bank Of Hawaii
Bank One, N. A.
Bank-fund  Staff Federal Credit Union
Bb&t Of Virginia
Boston  Federal  Savings Bank
Bsi  Financial  Services,   Inc.
Carolina  First  Bank
Cendant  Mortgage Corporation
Cenlar Federal  Savings Bank
Central  Carolina Bank & Trust
Central Pacific Bank
Centura  Bank
Century Bank
Charter One Mortgage Corporation
Chase Manhattan Mortgage Corp.
Chevy Chase Sb, Fsb
Citimortgage, Inc.
City Bank
Colonial Savings, F.a.
Columbia Equities, Ltd.
Columbia National, Inc.
Countrywide Home Loans, Inc.
Crescent Bank & Trust Company
Crescent Mortgage Services, Inc.
Cuna Mutual Mortgage Corporation
Dollar Bank, Fsb
Downey Savings & Loan Assoc., F.a.
E.m.c. Corporation
Emigrant Mortgage Company
Fairbanks Capital Corp
Fifth Third Bank
First Financial Bank
First Hawaiian Bank
First Horizon Home Loan Corp
First Indiana Bank
First Interstate Bank
First Nationwide Mortgage Corp.
First Republic Bank
First West Mortgage Bankers Ltd.
First-citizens  Bank And Trust  Company Of Sc
Firstmerit  Corporation
Franklin National Bank
Fremont Bank
Gateway Business Bank
Ge Mortgage Services,  Llc
Gmac Mortgage Corp
Golden First Mortgage Corp.
Graystone Mortgage Corporation
Greenpoint Mortgage Funding, Inc.
Guaranty Residential Lending, Inc.
Guardian Mortgage Company Inc.
Hawaii Homeloans, Inc.
Home Financing Center, Inc.
Homecomings Financial
Homeside Lending, Inc.
Homestreet Bank
Hsbc Mortgage Corporation (Usa)
Irwin Mortgage Corporation
Liberty Savings Bank Fsb
Litton Loan Servicing Llp
M & T Mortgage Corporation
Master Financial Inc.
Matrix Financial Services Corporation
Mid America Bank Fsb
Mid-state Bank & Trust
Mitchell Mortgage Company, L.l.c.
Mortgage Access Corp.
Mortgage Lenders Network Usa Inc. (Se)
Mountain States Mortgage Center, Inc.
National City Mortgage Company
New Mexico Mortgage Finance Authority
New South Federal Savings Bank
North American Mortgage Company
Ocwen Financial Corporation
Pacific Capital Bank, Na
Primewest Mortgage Corporation
Provident Funding Associates, L.p.
Provident Savings Bank F.s.b
Republic Bank
Sky Financial Group, Inc.
Stanford Federal Credit Union
Suntrust Mortgage, Inc.
Synovus Mortgage Corporation
Taylor, Bean & Whitaker Mortgage Corp.
Test Company x
The Huntington National Bank
The Northern Trust Company
Third Federal Savings & Loan Assoc. Of Cleveland
Tib The Independent Bankersbank
Trustcorp Mortgage Company
U.S. Bank N.a.
Ulster Savings Bank
Union Bank Of California, N.a.
Wachovia Mortgage Corporation
Wall Street Mortgage Bankers
Washington Mutual Bank, Fa
Wells Fargo Home Mortgage, Inc
Westamerica Bank
Wilshire Credit Corporation



Trustees:


JPMorgan Chase Bank